Form 10-Q
period 2019-05-31
ZAMEE CORP.
filed 2019-07-03
CIK 1724787

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO: 333-229227

ZAMEE CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

36-4860773 IRS Employer Identification Number	7372 Primary Standard Industrial Classification Code Number

________________________

Zamee Corp.

Residencia Perla Marina, Villa #4

Cabarete, Dominican Republic 57000

Tel. (702) 780-6677

Email: info@zameecorp.com

(Address and telephone number of registrant's executive office)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [X ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 3, 2019
Common Stock, $0.001	2,280,000

2 | Page

3 | Page

ZAMEE CORP. BALANCE SHEETS
	MAY 31, 2019 (Unaudited)	NOVEMBER 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 1,481	$ 7,973
Total current assets	1,481	7,973
Non-current assets
Computer equipment net of depreciation	619	752
Total non-current assets	619	752
Total Assets	$ 2,100	$ 8,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 6,575	$ 6,575
Total current liabilities	6,575	6,575
Total Liabilities	6,575	6,575

Commitments & Contingencies	$ 0	$ 0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,280,000 shares issued and outstanding as of May 31, 2019; 2,200,000 shares issued and outstanding as of November 30, 2018	2,280	2,200
Additional Paid-In-Capital	4,920	1,800
Accumulated Deficit	(11,675)	(1,850)
Total Stockholders’ Equity	(4,475)	2,150

Total Liabilities and Stockholders’ Equity	$ 2,100	$ 8,725

The accompanying notes are an integral part of these interim financial statements.

4 | Page

ZAMEE CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended May 31, 2019	Three months ended May 31, 2018	Six months ended May 31, 2019	Six months ended May 31, 2018
Operating expenses
General and administrative expenses	$ 2,809	$ 42	$ 9,825	$ 734
Loss before provision for income taxes	(2,809)	(42)	(9,825)	(734)
Provision for income taxes	-	-	-	-
Net loss	$ (2,809)	$ (42)	$ (9,825)	$ (734)
Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,219,130	-	2,209,670	-

The accompanying notes are an integral part of these interim financial statements.

5 | Page

ZAMEE CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FROM NOVEMBER 30, 2017 TO MAY 31, 2019 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of November 30, 2017	-	$ -	$ -	$ (809)	$ (809)
Net loss for the three months ended February 28, 2018	-	-	-	(734)	(734)
Balances as of February 28, 2018	-	-	-	(1,501)	(1,501)
Net loss for the three months ended May 31, 2018	-	-	-	(42)	(42)
Balances as of May 31, 2018	-	-	-	(1,543)	(1,543)
Net loss for the three months ended August 31, 2018				(42)	(42)
Balances as of August 31, 2018				(1,585)	(1,585)
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Shares issued at $0.01	200,000	200	1,800	-	2,000
Net loss for the three months ended November 30, 2018	-	-	-	(265)	(265)
Balances as of November 30, 2018	2,200,000	2,200	1,800	(1,850)	2,150
Net loss for the three months ended February 28, 2019	-	-	-	(7,016)	(7,016)
Balances as of February 28, 2019	2,200,000	2,200	1,800	(8,866)	(4,866)
Shares issued at $0.04	80,000	80	3,120	-	3,200
Net loss for the three months ended May 31, 2019	-	-	-	(2,809)	(2,809)
Balances as of May 31, 2019	2,280,000	$ 2,280	$ 4,920	$ (11,675)	$ (4,475)

The accompanying notes are an integral part of these interim financial statements.

6 | Page

ZAMEE CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended May 31, 2019	Six months ended May 31, 2018
Cash flows from Operating Activities
Net loss	$ (9,825)	$ (734)
Depreciation	133	-
Net cash used in operating activities	(9,692)	(734)
Cash flow from Financing Activities
Proceeds from sale of common stock	3,200	-
Proceeds of loan from shareholder	-	650
Net cash provided by financing activities	3,200	650

Net increase (decrease) in cash and equivalents	(6,492)	(84)
Cash at beginning of the period	7,973	116
Cash at end of the period	$ 1,481	$ 32
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these interim financial statements.

7 | Page

ZAMEE CORP. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

ZAMEE CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted November 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to May 31, 2019 of $11,675. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending November 30, 2019 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during three-month and six-month periods ended May 31, 2019 and 2018.

Stock-Based Compensation

As of May 31, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting  pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Subsequent Events

The Company has evaluated all transactions from May 31, 2019 through the date these financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 19, 2018, the Company issued 2,000,000 common shares at $0.001 per share for the total proceeds of $2,000. On September 27, 2018 the Company issued 100,000 at $0.01 per share for the total proceeds of $1,000; October 26, 2018 the Company issued 100,000 at $0.01 per share for the total proceeds of $1,000.

On May 10, 2019 the Company issued 80,000 at $0.04 per share for the total proceeds of $3,200.

As of May 31, 2019 the Company had 2,280,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 17, 2017 (Inception) through May 31, 2019, the Company’s sole officer and director loaned the Company $6,575 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

On February 17, 2017, the Company was incorporated under the laws of the State of Nevada. We are a start-up company  and we are engaged in the business of the creation, development and sale of mobile games for the iOS and Android platforms.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) market research, (iv) developing concepts for new mobile games.

10 | Page

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended May 31, 2019 compared to three months May 31, 2018.

During three-month periods ended May 31, 2019 and 2018 we did not generate any revenue.

During the three months ended May 31, 2019, we incurred expenses of $2,809 compared to $42 incurred during the three-month period ended May 31, 2018. The expenses increased due to administrative cost for the S-1 filings, legal and accounting fees and depreciation.

Our net loss for the three months ended May 31, 2019 was $2,809 compared to $42 during the three-month period ended May 31, 2018 due to increased expenses.

Six months ended May 31, 2019 compared to six months May 31, 2018.

During six-month periods ended May 31, 2019 and 2018 we did not generate any revenue.

During the six months ended May 31, 2019, we incurred expenses of $9,825 compared to $734 incurred during the six-month period ended May 31, 2018. The expenses increased due to administrative cost for the S-1 filings, legal and accounting fees and depreciation.

Our net loss for the six months ended May 31, 2019 was $9,825 compared to a net loss of $734 during the six-month period ended May 31, 2018 due to increased expenses.

As of May 31, 2019, our total assets were $2,100 compared to $8,725 in total assets at November 30, 2018. As of May 31, 2019 and November 30, 2018, our total liabilities were $6,575.

Stockholders’ deficit was $4,475 as of May 31, 2019 compared to stockholders’ equity of $2,150 as of November 30, 2018.

Cash Flows used by Operating Activities

For the six-month period ended May 31, 2019, net cash flows used in operating activities was $9,692. Net cash flows used in operating activities was $734 for the six-month period ended May 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended May 31, 2019 net cash provided by financing activities was $3,200 from proceeds from sale of common stock. For the six-month period ended May 31, 2018 net cash provided by financing activities was $650 from loan from related party.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our November 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

12 | Page

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended May 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAMEE CORP.
Dated: July 3, 2019	By: /s/ Alina Tarasova
Alina Tarasova, President and Chief Executive Officer and Chief Financial Officer

13 | Page