Form 10-Q
period 2019-08-31
ZAMEE CORP.
filed 2019-10-08
CIK 1724787

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 7, 2019
Common Stock, $0.001	2,824,000

2 | Page

3 | Page

ZAMEE CORP. BALANCE SHEETS
	AUGUST 31, 2019 (Unaudited)	NOVEMBER 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 20,937	$ 7,973
Total current assets	20,937	7,973
Non-current assets
Computer equipment net of depreciation	552	752
Total non-current assets	552	752
Total Assets	$ 21,489	$ 8,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 6,575	$ 6,575
Total current liabilities	6,575	6,575
Total Liabilities	6,575	6,575

Commitments & Contingencies	$ 0	$ 0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,824,000 shares issued and outstanding as of August 31, 2019; 2,200,000 shares issued and outstanding as of November 30, 2018	2,824	2,200
Additional Paid-In-Capital	26,136	1,800
Accumulated Deficit	(14,046)	(1,850)
Total Stockholders’ Equity	14,914	2,150

Total Liabilities and Stockholders’ Equity	$ 21,489	$ 8,725

The accompanying notes are an integral part of these interim financial statements.

4 | Page

ZAMEE CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended August 31, 2019	Three months ended August 31, 2018	Nine months ended August 31, 2019	Nine months ended August 31, 2018
Operating expenses
General and administrative expenses	$ 2,371	$ 42	$ 12,196	$ 776
Loss before provision for income taxes	(2,371)	(42)	(12,196)	(776)
Provision for income taxes	-	-	-	-
Net loss	$ (2,371)	$ (42)	$ (12,196)	$ (776)
Loss per common share: Basic and Diluted	$ (0.01)	-	$ (0.01)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,382,173	-	2,267,592	-

The accompanying notes are an integral part of these interim financial statements.

5 | Page

ZAMEE CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FROM NOVEMBER 30, 2017 TO AUGUST 31, 2019 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of November 30, 2017	-	$ -	$ -	$ (809)	$ (809)
Net loss for the three months ended February 28, 2018	-	-	-	(692)	(692)
Balances as of February 28, 2018	-	-	-	(1,501)	(1,501)
Net loss for the three months ended May 31, 2018	-	-	-	(42)	(42)
Balances as of May 31, 2018	-	-	-	(1,543)	(1,543)
Net loss for the three months ended August 31, 2018				(42)	(42)
Balances as of August 31, 2018				(1,585)	(1,585)
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Shares issued at $0.01	200,000	200	1,800	-	2,000
Net loss for the three months ended November 30, 2018	-	-	-	(265)	(265)
Balances as of November 30, 2018	2,200,000	2,200	1,800	(1,850)	2,150
Net loss for the three months ended February 28, 2019	-	-	-	(7,016)	(7,016)
Balances as of February 28, 2019	2,200,000	2,200	1,800	(8,866)	(4,866)
Shares issued at $0.04	80,000	80	3,120	-	3,200
Net loss for the three months ended May 31, 2019	-	-	-	(2,809)	(2,809)
Balances as of May 31, 2019	2,280,000	2,280	4,920	(11,675)	(4,475)
Shares issued at $0.04	544,000	544	21,216	-	21,760
Net loss for the three months ended August 31, 2019	-	-	-	(2,371)	(2,371)
Balances as of August 31, 2019	2,824,000	$ 2,824	$ 26,136	$ (14,046)	$ 14,914

The accompanying notes are an integral part of these interim financial statements.

6 | Page

ZAMEE CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended August 31, 2019	Nine months ended August 31, 2018
Cash flows from Operating Activities
Net loss	$ (12,196)	$ (776)
Depreciation	200	-
Net cash used in operating activities	(11,996)	(776)
Cash flow from Financing Activities
Proceeds from sale of common stock	24,960	-
Proceeds of loan from shareholder	-	650
Net cash provided by financing activities	24,960	650

Net increase (decrease) in cash and equivalents	12,964	(126)
Cash at beginning of the period	7,973	116
Cash at end of the period	$ 20,937	$ (10)
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these interim financial statements.

7 | Page

ZAMEE CORP. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

ZAMEE CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted November 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to August 31, 2019 of $14,046. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending November 30, 2019 or for any other interim period. The unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during three-month and nine-month periods ended August 31, 2019 and 2018.

Stock-Based Compensation

As of August 31, 2019, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Subsequent Events

The Company has evaluated all transactions from August 31, 2019 through the date these financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the nine month period ended August 31, 2019 the Company issued 624,000 of common shares at $0.04 per share for the total proceeds of $24,960.

As of August 31, 2019 the Company had 2,824,000 common shares issued and outstanding.

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

Since February 17, 2017 (Inception) through August 31, 2019, the Company’s sole officer and director loaned the Company $6,575 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

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

Three months ended August 31, 2019 compared to three months August 31, 2018.

During three-month periods ended August 31, 2019 and 2018 we did not generate any revenue.

During the three months ended August 31, 2019, we incurred expenses of $2,371 compared to $42 incurred during the three-month period ended August 31, 2018. The expenses increased due to expanded operations. During the three months ended August 31, 2019 are expenses consisted of  accounting fees of $2,250, bank charges of $54 and depreciation of $67.

Our net loss for the three months ended August 31, 2019 was $2,371 compared to $42 during the three-month period ended August 31, 2018 due to increased expenses.

Nine months ended August 31, 2019 compared to nine months August 31, 2018.

During nine-month periods ended August 31, 2019 and 2018 we did not generate any revenue.

During the nine months ended August 31, 2019, we incurred expenses of $12,196 compared to $776 incurred during the nine-month period ended August 31, 2018.

The expenses increased due to expanded operations. During the nine months ended August 31, 2019 are expenses consisted of accounting fees of $11,150, bank charges of $97, incorporation and annual list expenses of $749 and depreciation of $200.

Our net loss for the nine months ended August 31, 2019 was $12,196 compared to a net loss of $776 during the nine-month period ended August 31, 2018 due to increased expenses.

As of August 31, 2019, our total assets were $21,489 compared to $8,725 in total assets at November 30, 2018. As of August 31, 2019, and November 30, 2018, our total liabilities were $6,575.

Stockholders’ equity increased to $14,914 as of August 31, 2019 compared to stockholders’ equity of $2,150 as of November 30, 2018.

Cash Flows used by Operating Activities

For the nine-month period ended August 31, 2019, net cash flows used in operating activities was $11,996. Net cash flows used in operating activities was $776 for the nine-month period ended August 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended August 31, 2019 net cash provided by financing activities was $24,960 from proceeds from sale of common stock. For the nine-month period ended August 31, 2018 net cash provided by financing activities was $650 from loan from related party.

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

12 | Page

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended August 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

ZAMEE CORP.
Dated: October 8, 2019	By: /s/ Alina Tarasova
Alina Tarasova, President and Chief Executive Officer and Chief Financial Officer

13 | Page